Form 10-Q
period 2002-06-30
ABIDON INC
filed 2002-08-14
CIK 1162264

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002, or

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______.


                       Commission File Number 333-75627

                                 ABIDON INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                     36-4340367
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                       5301 E. STATE STREET, SUITE 215
                           ROCKFORD, ILLINOIS 61108
            (address of principal executive offices and zip code)


                                (815) 226-8700
             (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tot eh filing requirement for the past 90 days.

 Yes [X]   No  [ ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Class:  Outstanding at June 30, 2002 Common stock, par value $.01 17,050,000

                       PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                               Abidon, Inc.
                              BALANCE SHEET
                           As of June 30, 2002

                    ASSETS

 CURRENT ASSETS
   Cash                                               $     3,137
   A/R SEC                                                 13,230
   Rents receivable                                        14,049
                                                       ----------
     Total Current Assets                                  30,416

 PROPERTY AND EQUIPMENT                                 4,080,959
                                                       ----------
     Net Property and Equipment                         4,080,959

 OTHER ASSETS
   Loan Fees                                                4,243
   Other                                                   59,289
   Accumulated Amortization                               (30,032)
                                                       ----------
     Total Other Assets                                    33,500
                                                       ----------
 TOTAL ASSETS                                         $ 4,144,875
                                                       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                                   $    18,491
   Payroll taxes                                           13,106
   Sales tax payable                                        5,814
   Deferred revenues                                       31,544
   Federal income tax payable                              40,386
   Real estate taxes payable                              193,407
   Current portion of long term debt                      190,679
                                                       ----------
     Total Current Liabilities                            493,426

 LONG-TERM LIABILITIES
   Long term debt less current portion                  1,043,963
                                                       ----------
     Total Long-Term Liabilities                        1,043,963

 STOCKHOLDERS' EQUITY

 Common stock, $.0001 par value per share
   40,000,000 shares authorized
   17,050,000 shares issued and outstanding                 1,705
 Additional paid in capital                             1,916,295
 Retained earnings                                        689,486
                                                       ----------
   Total Stockholders' Equity                           2,607,486
                                                       ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 4,144,875
                                                       ==========


                                Unaudited

                               Abidon, Inc.
                            INCOME STATEMENT

                                                     3 Months Ended June 30,
                                                        2002          2001
                                                     ----------    ----------
 REVENUES
   Sales - Antiques                                 $   401,199   $   407,957
   Lease income                                         461,588       432,469
   Sales - Internet auction service revenue              30,774        11,855
                                                     ----------    ----------
     Total Revenues                                     893,561       852,281
                                                     ----------    ----------
 COST OF GOODS SOLD
   Purchases                                            363,195       345,218
   Internet auction service expense                       8,404         5,349
                                                     ----------    ----------
     Total Cost of Goods Sold                           371,599       350,567
                                                     ----------    ----------

     Gross Profit                                       521,962       501,714
                                                     ----------    ----------

 OPERATING EXPENSES                                     415,050       357,842

 Operating Income (Loss)                                106,912       143,872
                                                     ----------    ----------
 OTHER INCOME (EXPENSE)
   Interest Expense                                     (30,735)      (30,223)
                                                     ----------    ----------
     Total Other Expense                                (30,735)      (30,223)
                                                     ----------    ----------

     Income before Taxes                                 76,177       113,649

 PROVISION FOR INCOME TAXES                              35,986         7,200
                                                     ----------    ----------
 NET INCOME                                         $    40,191   $   106,449
                                                     ==========    ==========

 EARNINGS PER SHARE                                 $    0.0024   $    0.0062
                                                     ==========    ==========

                                Unaudited

                               Abidon, Inc.
                            INCOME STATEMENT

                                                     6 Months Ended June 30,
                                                        2002          2001
                                                     ----------    ----------
 REVENUES
   Sales - Antiques                                 $   914,916   $   861,107
   Lease income                                         867,181       759,207
   Sales - Internet auction service revenue              54,294        81,828
                                                     ----------    ----------
     Total Revenues                                   1,836,391     1,702,142
                                                     ----------    ----------
 COST OF GOODS SOLD
   Purchases                                            776,344       703,693
   Internet auction service expense                      17,441        15,614
                                                     ----------    ----------
     Total Cost of Goods Sold                           793,785       719,307
                                                     ----------    ----------

     Gross Profit                                     1,042,606       982,835
                                                     ----------    ----------

 OPERATING EXPENSES                                     803,127       792,852

 Operating Income (Loss)                                239,479       189,983
                                                     ----------    ----------
 OTHER INCOME (EXPENSE)
   Interest Income                                            0           262
   Interest Expense                                     (59,601)      (52,560)
                                                     ----------    ----------
     Total Other Expense                                (59,601)      (52,298)
                                                     ----------    ----------

     Income before Taxes                                179,878       137,685

 PROVISION FOR INCOME TAXES                              51,648        17,507
                                                     ----------    ----------
 NET INCOME                                         $   128,230   $   120,178
                                                     ==========    ==========

 EARNINGS PER SHARE                                 $    0.0075   $    0.0070
                                                     ==========    ==========


                    Statement of Retained Earnings

 Amount at beginning of year                        $   561,255   $   587,390
                                                     ----------    ----------
 Add net income                                         128,230       120,178
                                                     ----------    ----------
 Distributions                                                0       (85,250)
                                                     ----------    ----------
 Amount at end of year                              $   689,485   $   622,318
                                                     ==========    ==========

                                Unaudited

                               Abidon, Inc.
                         STATEMENT OF CASH FLOWS


                                                             June 30,
                                                        2002          2001
                                                     ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                               $    128,231   $   120,178
   Adjustments to reconcile Net Income
   (Loss) to net Cash provided by
   (used in) operating activities:
     Depreciation and Amortization                       97,453        94,116
   Losses (Gains) on sales of Decrease
   (Increase) in Operating Assets:
     Accounts Receivable                                (16,585)         (385)
   Increase (Decrease in Operating Liabilities:
     Accounts Payable                                   (94,614)      (86,658)
     Accrued Liabilities                                (80,783)      (38,100)
                                                     ----------    ----------
 Total Adjustments                                      (94,529)      (31,027)
                                                     ----------    ----------
     Net Cash Provided By (Used In)
     Operating Activities                                33,701        89,151

 CASH FLOW FROM INVESTING ACTIVITIES
   Capital Expenditures                                 (22,245)      (15,211)
                                                     ----------    ----------
     Net Cash Provided By (Used In)
     Investing Activities                               (22,245)      (15,211)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Notes Payable Repayments                             (87,710)      (76,755)
   Dividends Paid                                             0       (85,250)
                                                     ----------    ----------
     Net Cash Provided By (Used In)
     Financing Activities                               (87,710)     (162,005)
                                                     ----------    ----------
 NET INCREASE (DECREASE) IN CASH                        (76,254)      (88,065)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        79,390        88,065
                                                     ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     3,137   $         0
                                                     ==========    ==========

                                Unaudited

                               Abidon, Inc.
                       Notes to financial statments


 Note 1 - Summary of Significant Accounting Policies

   Notes to financial statements - Summary of Significant Accounting Policies

 Nature of Business

 Abidon, Inc. (the company), located in Rockford, Illinois, operates in three lines of business. The company operates an on-line auction service (internet auction), owns and leases two commercial office buildings on East State Street in Rockford (commercial real estate), and also operates an antique mall in the lower level of each office building (antique mall).

 Business Combinations

 On February 1, 2000, the company entered into a plan of merger with East State Street Investors of Rockford, Inc., Rockford Investors, Inc., and East State Street Antiques Mall, Inc. Pursuant to the plan of merger, the stockholders of the three companies received 85,250 shares of common stock of the company. The stockholders of East State Street Investors of Rockford, Inc., Rockford Investors, Inc., and East State Street Antiques mall, Inc. and the percentage of stock they owned were identical to the ownership they owned in the company. Based on the common control of East State Street Investors of Rockford, Inc., Rockford Investors, Inc., and East State Street Antiques Mall, Inc., and the company, the combinations were accounted for similar to a pooling interest.

 Cash and Cash Equivalents

 For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Financial instruments

 The carrying amounts fro all financial instruments approximates fair value. The carrying amounts for cash an cash equivalents, rent receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying amounts based upon the company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

 Depreciation

 Property and equipment are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment, and antiques are depreciated or amortized using the 200% declining balance method, while buildings and improvements are depreciated using the straight-line method. Depreciation expense amounted to $97,452.84 for the 6 Months ending June 30, 2002. Expenses computed using the 200% declining balance method did not differ materially from that which would have been computed using the straight-line method.

 Revenue Recognition

 The company records lease revenues at the time rent becomes receivable from the tenant according to individual lease contracts. The company records sales revenue at the time merchandise is shipped.

 Income Taxes

 For financial statement purposes, the company records income and expenses on the accrual basis, wheras for income tax purposes, income and expenses are recorded on the cash basis. The company utilized the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

 Advertising

 Advertising costs are charged to operations when incurred. Advertising expense amounted to $68,244.13 for the 6 Months ended June 30, 2002.

 Note 2 - Long-Term Debt

 Long-term debt at March 31, 2002 consisted of the following:

 Note payable to bank with monthly payments
 of principal and interest of $5,300 bearing
 interest at 7.80%,  this note is securd by a
 first mortgage on real estate and the personal
 guarantee of one of the company's stockholders.
 The note is due November 2003.                                  $    83,282

 Note payable to bank with monthly payments
 of principal and interest of $19,252 bearing
 interest at 7.50%,  this note is securd by a
 first mortgage on real estate and the personal
 guarantee of one of the company's stockholders.
 The note is due September 2008.                                   1,151,360
                                                                  ----------
 Total                                                             1,234,642

 Less: Current portion of  Long-Term debt                           (190,679)
                                                                  ----------
 Long-Term Debt                                                  $ 1,043,963
                                                                  ==========

 Note 3 - Segment information

 The company operates three business segments. The company operates an on-line auction service (internet auction), owns and leases two commercial office buildings on East State Street in Rockford (commercial real estate), and also operates an antique mall in the lower level of each office building (antique mall). Invormation on the company's business segments was as follows:

                                                     3 months ending June 30,
                                                        2002          2001
                                                     ----------    ----------
 Revenues
   Internet Auction                                 $    30,774   $    11,855
   Commercial Real Estate                               461,588       432,469
   Antique Mall                                         401,199       407,957
                                                     ----------    ----------
     Total Revenues                                 $   893,561   $   852,281
                                                     ----------    ----------

 Operating Income (Loss)
   Internet Auction                                 $  (106,594)  $   (94,947)
   Commercial Real Estate                               255,208       240,903
   Antique Mall                                         (41,705)       (2,083)
                                                     ----------    ----------
     Total Operating Income                         $   106,909   $   143,873
                                                     ----------    ----------
 Capital Expenditures
   Internet Auction                                 $     3,929   $     2,818
   Commercial Real Estate                                     0             0
   Antique Mall                                               0             0
                                                     ----------    ----------
     Total Capital Expenditures                     $     3,929   $     2,818
                                                     ----------    ----------
 Depreciation and amortization
   Internet Auction                                 $     2,846   $     8,726
   Commercial Real Estate                                45,818        38,126
   Antique Mall                                              62            72
                                                     ----------    ----------
     Total depreciation and amortization            $    48,726   $    46,924
                                                     ----------    ----------

                                                     6 months ending June 30,
                                                        2002          2001
                                                     ----------    ----------
 Revenues
   Internet Auction                                 $    54,294   $    81,828
   Commercial Real Estate                               867,181       759,207
   Antique Mall                                         914,917       861,104
                                                     ----------    ----------
     Total Revenues                                 $ 1,836,392   $ 1,702,139
                                                     ----------    ----------
 Operating Income
   Internet Auction                                 $  (227,259)  $  (127,471)
   Commercial Real Estate                               488,003       287,216
   Antique Mall                                         (21,264)       30,240
                                                     ----------    ----------
     Total Operating Income                         $   239,480   $   189,985
                                                     ----------    ----------
 Capital Expenditures
   Internet Auction                                 $     3,929   $    15,210
   Commercial Real Estate                                18,316             0
   Antique Mall                                               0             0
                                                     ----------    ----------
     Total Capital Expenditures                     $    22,245   $    15,210
                                                     ----------    ----------
 Depreciation and amortization
   Internet Auction                                 $     5,692   $    17,452
   Commercial Real Estate                                91,636        76,520
   Antique Mall                                             125           144
                                                     ----------    ----------
     Total depreciation and amortization            $    97,453   $    94,116
                                                     ----------    ----------
 Identifiable Assets
   Internet Auction                                 $    22,768   $    45,192
   Commercial Real Estate                             4,057,597     4,227,449
   Antique Mall                                             594           862
                                                     ----------    ----------
 Total identifiable assets                          $ 4,080,959   $ 4,273,503
                                                     ----------    ----------

 Note 4 - Property and Equipment

 Major categories of property and equipment at June 30, are summarized as follows:

                                                        2002          2001
                                                     ----------    ----------

  Land                                              $   535,070   $   535,070
  Buildings                                           5,747,884     5,722,338
  Furn Fixt & Equip                                     114,217       110,427
                                                     ----------    ----------
  Total                                             $ 6,397,171     6,367,835

  Accumulated Depr                                   (2,316,211)   (2,094,331)
                                                     ----------    ----------
  Net Property and Equipment                        $ 4,080,960   $ 4,273,504
                                                     ==========    ==========


  Depreciable Lives:
  Buildings are depreceated at 39 years. Equipment is depreciated at 5 - 7 years.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Some of the statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 1E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others detailed under "factors That May Affect Future Results" in this Report. We believe that many of the risks detailed in this Report are part of doing business in the industries in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic of an industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-Q. We assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.


 OVERVIEW

 We are engaged in leasing office space, managing antique malls and operating an internet web site. In 1998 we have shifted our emphasis from the office rental and antique malls to the Internet web site.

 Our web site revenues have started to improve due to the success we have had with the half-price gift certificate auctions. The emphasis has expanded in our marketing from the local Rockford market to the other regions of the United States.

 In response to the success met in the other regions we have expanded our drive to include major food chains, major hardware outlets as well as national franchised fast food service companies. We intend to utilize our experience in these major markets to bring our customers increased interest in our auctions and increase our future business opportunities in this arena.


 RESULTS OF OPERATIONS

 REVENUES

 Revenues for  the  three-month period  ended  June  30, 2002  were  $893,561 reflecting a 4% increase in sales compared with the same period in the preceding year. The increase is due to the higher rent generated in the office leasing section of the company .

 COST OF SALES

 Cost of sales increased by $21,032 to $371,599 for the three month period ended June 30,2002. These cost increase reflect an increase in cost of 6% from $350,567 due to the cost of goods reflected in the increase in sales for the same period in the preceding year. We expect the cost of goods to continue to increase as the sales volume on the web site continues to increase.

 SELLING, GENERAL AND ADMINISTRATIVE

 Selling, general and administrative expenses increased $57,208 for the three-month period ended June 30, 2002, to $415,050 reflecting a 15% increase from the three-month period ended June 30, 2001. The increase was primarily due to increases in personnel as a result of additional staff in the web site development.


 OTHER INCOME AND EXPENSES

 Other income and expenses were $30,735 for the three-month period ended June 30, 2002. This expense is consistent with the $30,223 expenses of the same three-month period ended June 30, 2001. The other expenses are interest expenses on the long term debt.


 LIQUIDITY AND CAPITAL RESOURCES

 Abidon's cash and cash equivalents consist of bank deposits. Abidon has available bank lines, equity funding possibilities to meet any future cash flow requirements. The balance of cash and cash equivalents at June 30, 2002 is $3,137 as compared with $0 for the same period ending June 30, 2001. This is consistent with the balance at the end of our second quarter 2001.


 FACTORS THAT MAY INFLUENCE FUTURE RESULTS

 Unless  we  significantly  increase  our  revenues  on  the   web-site,  our
 increasing expenses and negative cash flow will significantly harm our financial position.

 We have not been profitable on our website since the start up of this portion of our business. We are operating at a loss due to the start up in development cost of equipment and salaries.

 Expansion of this web site will be sought by forming strategic alliances with companies that can supply us with gift certificates at a discount to us and reduce our cost while we increase our sales.

 There can be no guarantee that we will achieve these objectives or goals. Our inability to significantly increase our sales volume and decrease the cost of the certificates could seriously harm our business, and cause harm to our financial position.


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Our exposure to market risk for changes in interest rates relates primarily to our long-term debt on the Real Estate. We have one year remaining on the building at 5411 east State Street , and Seven years remaining on the building at 5301 east State Street. We have no investments denominated in foreign country currencies or any other marketable securities.


                                   PART II

 ITEMS 1 THROUGH 6 NOT APPLICABLE


                                  Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

 We hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 ABIDON INC.

 8/14/2002                          /S/ Howard P. Miller
 ---------------                    -----------------------------
 Date                               Howard P. Miller
                                    President and
                                    Chief Executive Officer

 8/14/2002                          /S/  Stanley Miller
 ----------------                   --------------------------
 Date                               Stanley Miller
                                    Vice President